Form 10-Q
period 2012-02-29
ShopEye, Inc.
filed 2012-04-04
CIK 1525896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended February 29, 2012

                                       or

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

                                  Chris Marsh
                      9866 Oakplace East, Folsom, CA 95630
                                  916-337-8936
                      ------------------------------------
               (Address of principal executive offices)(Zip Code)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).      [X] Yes  [ ] No

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

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 [X] Yes  [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of March 14, 2012.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at February 29, 2012 (unaudited) and May 31, 2011 ..   4

         Statements of Operations ..........................................   5

         Statements of Cash Flows ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  13

Item 4T. Controls and Procedures. ..........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  16

Item 1A. Risk Factors. .....................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  16

Item 3.  Defaults Upon Senior Securities. ..................................  16

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  16

Item 5.  Other Information. ................................................  16

Item 6.  Exhibits. .........................................................  16

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

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      FEBRUARY 29,
                                                          2012         MAY 31,
                                                       Unaudited        2011
                                                      ------------  ------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents ........................  $       186   $     9,000
  Accounts receivable ..............................           --            --
                                                      -----------   -----------
    Total current assets ...........................  $       186   $     9,000
                                                      -----------   -----------

                                                      -----------   -----------
  TOTAL ASSETS .....................................  $       186   $     9,000
                                                      ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $         0   $     3,600
                                                      -----------   -----------
    Total liabilities ..............................  $         0   $     3,600
                                                      ===========   ===========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4):
   Preferred shares:
    20,000,000 shares authorized, $0.0001 par value;
    0 shares issued and outstanding.
   Common shares:
    480,000,000 shares authorized, $0.0001 par value;
    9,000,000 shares issued and outstanding ........  $       900   $       900
  Additional paid-in capital .......................        8,100         8,100
  Deficit accumulated during the development stage .       (8,814)       (3,600)
                                                      -----------   -----------
    Total Stockholders' Equity (Deficiency) ........          186         5,400
                                                      -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $       186   $     9,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                   THREE MONTHS   NINE MONTHS    FROM INCEPTION
                                       ENDED          ENDED       MAY 11, 2011
                                   FEBRUARY 29,   FEBRUARY 29,   TO FEBRUARY 29,
                                       2012           2012            2012
                                   ------------   ------------   ---------------

REVENUES ........................  $         --   $         --    $         --
                                   ------------   ------------    ------------


EXPENSES
  General & Administrative ......  $      1,946   $      2,828    $      2,928
  Professional Fees .............           565          2,386           5,886
                                   ------------   ------------    ------------
                                          2,511          5,214           8,814


Loss Before Income Taxes ........  $     (2,511)  $     (5,214)   $     (8,814)
                                   ------------   ------------    ------------

Provision for Income Taxes ......            --             --              --
                                   ------------   ------------    ------------


Net Loss ........................  $     (2,511)  $     (5,214)   $     (8,814)
                                   ============   ============    ============


PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --    $         --
                                   ============   ============    ============

  Basic and diluted weighted
   average common shares
   outstanding ..................     9,000,000      9,000,000       9,000,000
                                   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                  NINE MONTHS    FROM INCEPTION
                                                      ENDED       MAY 11, 2011
                                                  FEBRUARY 29,   TO FEBRUARY 29,
                                                      2012            2012
                                                  ------------   ---------------

OPERATING ACTIVITIES

  Net Loss .....................................  $     (5,214)   $     (8,814)
                                                  ------------    ------------

  Changes in Operating Assets and Liabilities:
    Increase (decrease) in accounts payable
     and accrued liabilities ...................        (3,600)              0
    Accounts receivable ........................            --              --
                                                  ------------    ------------
  Net cash used in operating activities ........        (8,814)         (8,814)
                                                  ------------    ------------

FINANCING ACTIVITIES

  Common stock issued for cash .................            --           9,000
                                                  ------------    ------------
  Net cash provided by financing activities ....            --           9,000
                                                  ------------    ------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........        (8,814)            186

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,000              --
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $        186    $        186
                                                  ============    ============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --    $         --
                                                  ============    ============
    Income taxes ...............................  $         --    $         --
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

ShopEye, Inc. (the "Company") is a development stage company, incorporated in the State of Florida on May 11, 2011. ShopEye, Inc. with the goal to provide retailers the ability to provide a consumer application with consolidated real-time in store product information. The Company plans to develop the application to provide product information, coupons, ratings, and opinions to enhance the shopping experience.

The Company's management has chosen May 31 for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended February 29, 2012, respectively along with the period May 11, 2011 (date of inception) to February 29, 2012.

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

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of February 29, 2012.

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

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

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

Property
--------

The Company does not own any real estate or other properties. The Company's office is located at the CEO's house at 9866 Oakplace East, Folsom CA 95630.

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

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

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

As of February 29, 2012, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of February 29, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of February 29, 2012, the Company has $3,437 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 11, 2011 (inception) to February 29, 2012. As of February 29, 2012, the Company has federal net operating loss carry forwards of approximately $8,814 available to offset future taxable income through 2032. The difference between the tax provision at the statutory federal income tax rate on February 29, 2012 and the tax provision attributable to loss before income taxes is as follows:

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

                                                      For the period
                                                       May 11, 2011
                                                   (Date of Inception)
                                                         through
                                                    February 29, 2012
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

As of February 29, 2012, the Company had estimated net loss carry forwards of approximately $8,814 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of February 29, 2012, there are 20,000,000 Preferred Shares at $0.0001 par value authorized, none issued and outstanding.

Common Stock
------------

On May 19, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock for $8,100 cash and $900 in a stock subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

As of February 29, 2012, there are 480,000,000 Common Shares at $0.0001 par value authorized with 9,000,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of February 29, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                 SHOPEYE, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2012

NOTE 6. GOING CONCERN

As of February 29, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 11, 2011 (date of inception) through February 29, 2012 the Company has had a net loss of $8,814 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of February 29, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of February 29, 2012.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to February 29, 2012 through March 14, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

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

Results of Operations

Total expenses for the three (3) months ended February 29, 2012 were $2,511 resulting in an operating loss for the period of $2,511 as compared to total expenses of $1,482 for the period ended November 30, 2011. The increase was due primarily to increased general & administrative expenses in the quarter ended February 29, 2012.

The Company did not generate any revenue during the nine months ended February 29, 2012.

Total expenses for the nine (9) months ended February 29, 2012 were $5,214 resulting in an operating loss for the period of $5,214. Basic net loss per share amounting to $.0006 for the nine (9) months ended February 29, 2012.

General and Administrative expenses for the nine (9) months ended February 29, 2012 were $2,828. Professional fees were $2,386 for accounting and legal services.

Liquidity and Capital Resources
-------------------------------

At February 29, 2012 we had working capital of $186 consisting of cash on hand of $186, and no current liabilities as compared to working capital of $2,697 at November 30, 2011 and cash of $3,897.

Net cash used in operating activities for the nine (9) months ended February 29, 2012 was $8,814 as compared to $0 for the period from inception on May 11, 2011 through May 31, 2011.

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

As of February 29, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2012.

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

                                        Dated: April 3, 2012