Form 10-Q
period 2012-08-31
ShopEye, Inc.
filed 2012-10-10
CIK 1525896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-176098

ShopEye, Inc.

(Exact name of registrant as specified in its charter)

Florida	35-2411642
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Ethelinda Corpuz

108 Flying Mist Isle, Foster City, CA 94404

                         650-339-1077

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,350,000 shares of common stock are issued and outstanding as of October 1, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to ShopEye, Inc., a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ShopEye, Inc.

(A Development Stage Company)

Balance Sheets

	August 31,	May 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,088	$1,916
Accounts receivable	—	—
Total current assets	$1,088	$1,916

TOTAL ASSETS	$1,088	$1,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$650	$3,500
Accrued interest	6	—
Note payable	3,000	0
Total liabilities	$3,656	$3,500

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value.
0 shares Issued and outstanding.	—	—
Common Stock:
480,000,000 shares authorized, $0.0001 par value.
9,350,000 shares issued and outstanding at August 31, 2012 and May 31, 2012.	$935	$935
Additional paid-in capital	11,565	11,565
Deficit accumulated during the development stage	(15,068)	(14,084)
Total Stockholders’ Equity (Deficiency)	(2,568)	(1,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,088	$1,916

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period
	Three	Three	from Inception
	Months	Months	May 11, 2011
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$334	$0	$4,432
Professional Fees	650	1,221	10,636
	984	1,221	15,068

Loss Before Income Taxes	$(984)	$(1,221)	$(15,068)

Provision for Income Taxes	—	—	—

Net Loss	$(984)	$(1,221)	$(15,068)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,350,000	9,000,000

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period
	Three	Three	from Inception
	Months	Months	May 11, 2011
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net Loss	$(984)	$(1,221)	$(15,068)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,844)	(2,379)	656
Note payable	3,000	—	3,000
Net cash used in operating activities	$(828)	$(3,600)	$(11,412)

FINANCING ACTIVITIES

Common stock issued for cash	$—	$—	$12,500
Net cash provided by financing activities	$—	$—	$12,500

INCREASE IN CASH AND CASH EQUIVALENTS	$(828)	$(3,600)	$1,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,916	$9,000	$—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,088	$5,400	$1,088

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2012

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

The Company’s management has chosen May 31 for its fiscal year end.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended August 31, 2012, respectively along with the period May 11, 2011 (date of inception) to August 31, 2012.

Accounting Basis

The Company is currently a development stage company reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

Earnings (Loss) per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of August 31, 2012.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at the CEO’s house at 108 Flying Mist Isle, Foster City, CA 94404.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2012

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 - Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s financial statements.

As of August 31, 2012, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of August 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of August 31, 2012, the Company has $5,876 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 11, 2011 (inception) to August 31, 2012. As of August 31, 2012, the Company has federal net operating loss carry forwards of approximately $15,068 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on February 29, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
May 11, 2011
(date of inception)
through
August 31, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2012

The Company has not been required to file income tax returns since the date of inception.

As of August 31, 2012, the Company had estimated net loss carry forwards of approximately $15,068 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of August 31, 2012, there are 20,000,000 Preferred Shares at $0.0001 par value authorized, none issued and outstanding.

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

On May 1, 2012, the Company issued 350,000 of its $0.0001 par value common stock to shareholders for $3,500.  The issuance of the shares were made pursuant to the Company’s S1 registration statement.

As of August 31, 2012, there are 9,350,000 common shares issued and outstanding.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of August 31, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

As of August 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 11, 2011 (date of inception) through August 31, 2012 the Company has had a net loss of $15,068 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of August 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of August 31, 2012.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2012

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to August 31, 2012 through October 9, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2013, the Company was focused on preparing the software architecture, prototypes, and documentation of the in-store application.  The application intends to provide users real time product information.

Total expenses for the three (3) months ended August 31, 2012 were $984 resulting in an operating loss for the period of $984 as compared to total expenses of $1,221 for the period ended August 31, 2011. The decrease was because of less professional services fees in the quarter ended August 31, 2012.

General and Administrative expenses for the three (3) months ended August 31, 2012 were $334.  There were $650 professional fees.

Liquidity and Capital Resources

At August 31, 2012 we had working capital of -$2,568 consisting of cash on hand of $1088, and no current liabilities as compared to working capital of -$1,584 at May 31, 2012 and cash of $1,916.

Net cash used in operating activities for the three (3) months ended August 31, 2012 was $828 as compared to $3,600 for the period ending August 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

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

As of August 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShopEye, Inc.

October 10, 2012	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director