Form 10-Q
period 2013-02-28
ShopEye, Inc.
filed 2013-04-15
CIK 1525896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,650,000 shares of common stock are issued and outstanding as of April 11, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ShopEye, Inc.

(A Development Stage Company)

Balance Sheets

	February 28,	May 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,692	$1,916
Total current assets	2,692	1,916

TOTAL ASSETS	$2,692	$1,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$3,769	$3,500
Accrued interest	88	—
Note payable	3,000	—
Total liabilities	$6,857	$3,500

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value.
0 shares issued and outstanding.	—	—
Common Stock:
480,000,000 shares authorized, $0.0001 par value.
9,650,000 and 9,350,000 shares issued and outstanding at
February 28, 2013 and May 31, 2012, respectively.	$965	$935
Additional paid-in capital	14,535	11,565
Deficit accumulated during the development stage	(19,665)	(14,084)
Total Stockholders’ Equity (Deficiency)	(4,165)	(1,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,692	$1,916

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period
	Three	Three	Nine	Nine	from Inception
	Months	Months	Months	Months	May 11,
	Ended	Ended	Ended	Ended	2011 to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$1,006	$1,946	$3,631	$2,828	$7,729
Professional Fees	650	565	1,950	2,386	11,936
	1,656	2,511	5,581	5,214	19,665

Loss Before Income Taxes	$(1,656)	$(2,511)	$(5,581)	$(5,214)	$(19,665)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,656)	$(2,511)	$(5,581)	$(5,214)	$(19,665)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,650,000	9,000,000	9,481,868	9,000,000

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period
	Nine	Nine	from Inception
	Months	Months	May 11, 2011
	Ended	Ended	to
	February 28,	February 28,	February 28,
	2013	2012	2013

OPERATING ACTIVITIES

Net Loss	$(5,581)	$(5,214)	$(19,665)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	269	(3,600)	3,769
Net cash used in operating activities	(5,312)	(8,814)	(15,896)

FINANCING ACTIVITIES

Note payable	3,000	—	3,000
Interest payable	88	—	88
Common stock issued for cash	3,000	—	15,500
Net cash provided by financing activities	6,088	—	18,588

INCREASE IN CASH AND CASH EQUIVALENTS	776	(8,814)	2,692

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,916	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,692	$186	$2,692

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2013

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

ShopEye, Inc. (the “Company”) is a development stage company, incorporated in the State of Florida on May 11, 2011 with the goal to provide retailers the ability to provide a consumer application with consolidated real-time in store product information. The Company plans to develop the application to provide product information, coupons, ratings, and opinions to enhance the shopping experience.

The Company’s management has chosen May 31 for its fiscal year end.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine months ended February 28, 2013, respectively along with the period May 11, 2011 (date of inception) to February 28, 2013.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended May 31, 2012 included in the Company’s 10-K. The financial data for the nine month period presented may not necessarily reflect the results to be anticipated for the complete year ended May 31, 2013.

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

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2013

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of February 28, 2013.

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

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2013

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

As of February 28, 2013, the Company has $7,669 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 11, 2011 (inception) to February 28, 2013. As of February 28, 2013, the Company has federal net operating loss carry forwards of approximately $19,665 available to offset future taxable income through 2033. The difference between the tax provision at the statutory federal income tax rate on February 28, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
May 11, 2011
(date of inception)
through
February 28, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has not been required to file income tax returns since the date of inception.

As of February 28, 2013, the Company had estimated net loss carry forwards of approximately $19,665 which expires through its tax year ending 2033. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2013

NOTE 4.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of February 28, 2013, there are 20,000,000 Preferred Shares at $0.0001 par value authorized, none issued and outstanding.

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

As of February 28, 2013, there are 9,650,000 common shares issued and outstanding.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of February 28, 2013, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

As of February 28, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 11, 2011 (date of inception) through February 28, 2013 the Company has had a net loss of $19,665 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of February 28, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2013

NOTE 7.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Accounts at each institution are insured up to $250,000. The Company had no deposits in excess of insured amounts as of February 28, 2013.

NOTE 8.  NOTE PAYABLE

On August 14, 2012, the company issued a note payable in the amount of $3,000 to an unrelated party. The note accrues interest at 5% and is due on demand.

NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to February 28, 2013 through April 11, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

ShopEye, Inc. is a development stage company and was incorporated in Florida on May 11, 2011. ShopEye is developing software with the goal to provide retailers the ability to provide a consumer application with consolidated real-time in store product information. The Company plans to develop the application to provide product information, coupons, ratings, and opinions to enhance the shopping experience.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s 10-K and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the third quarter of the fiscal year 2013, the Company continued to work on the software architecture, prototypes, and documentation of the in-store application.  The application intends to provide users real time product information.

Total expenses for the three (3) months ended February 28, 2013 were $1,656 resulting in an operating loss for the period of $1,656 as compared to total expenses of $2,511 for the period ended February 29, 2012. The decrease was because of reduced filing and XBRL services fees in the quarter ended February 28, 2013.

General and Administrative expenses for the three (3) months ended February 28, 2013 were $1,006.  There was $650 in professional fees.

Total expenses for the nine (9) months ended February 28, 2013 were $5,581 resulting in an operating loss for the period of $5,581 as compared to total expenses of $5,214 for the same period ended February 29, 2012.

General and Administrative expenses for the nine (9) months ended February 28, 2013 were $3,631.  There was $1,950 in professional fees.

Liquidity and Capital Resources

At February 28, 2013 we had working capital of -$4,165 consisting of cash on hand of $2,692, and $6,857 in current liabilities as compared to working capital of -$1,584 at May 31, 2012 and cash of $1,916.

Net cash used in operating activities for the nine (9) months ended February 28, 2013 was $5,312 as compared to $8,814 for the period ending February 29, 2012.  The decrease was due to the audit and legal fees in the prior year.

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

As of February 28, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2013.

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

ShopEye, Inc.

April 15, 2013	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director