Form 10-K/A
period 2012-05-31
ShopEye, Inc.
filed 2013-07-19
CIK 1525896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

ii

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-K for the period ended May 31, 2012 for the purpose of including the Evaluation Disclosure Controls and Procedures in Section 9A. In addition, the certifications in Exhibit 31.1 and 31.2 were corrected. No other information has been changed from the original filing.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

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

ITEM 15.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of principal financial and accounting officer *
32.1	Section 906 Certification by Chief Executive Officer and principal financial and accounting officer *
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K **

* filed herewith.

** Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShopEye, Inc.

July 19, 2013	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ethelinda Corpuz	July 19, 2013
Ethelinda Corpuz
President, Chief Executive Officer, Treasurer, Secretary, sole director, principal executive officer, principal financial and accounting officer

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