Form 10-Q/A
period 2012-02-29
ShopEye, Inc.
filed 2013-08-07
CIK 1525896

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

                                EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended February 29, 2012 for the purpose of including the Evaluation Disclosure Controls and Procedures in Section 4T.

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

* Previously submitted. No changes were made.


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