Form 10-K
period 2013-05-31
ShopEye, Inc.
filed 2013-08-19
CIK 1525896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-189481

ShopEye, Inc.

(Exact name of registrant as specified in its charter)

Florida	35-2411642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Flying Mist Isle, Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     650-339-1077

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒  No ☐

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

The aggregate market value of the registrant’s common stock held by non-affiliates of the Company as of the last business day of the registrant’s most recently completed second fiscal quarter was $0 on November 30, 2012.

As of August 13, 2013, there were 9,650,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review Part I., Item 1A. Risk Factors of this report, together with the other reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

As of May 31, 2013, ShopEye, Inc. had $2,223 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

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

The company has one employee, Ms. Corpuz as the sole director and officer.

ITEM 1A.	RISK FACTORS.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF SHOPEYE, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending May 31, 2013 and dated August 13, 2013 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to ShopEye, Inc. we believe that if we do not raise additional capital within the next 12 months, we may be required to suspend or cease the development of our business and marketing plans. See the May 31, 2013 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At May 31, 2013, we had $2,223 cash on-hand and our stockholder’s deficiency was $8,172 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect negative cash flow for the foreseeable future as we incur operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

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

Because there may be a substantial delay in creating a proof-of-concept so that we can use to attract customers, it may take us longer to generate revenues. If the Company’s efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and if Ms. Corpuz does not fund the Company, the business will fail.

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

AUDITOR’S GOING CONCERN - SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF SHOPEYE, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending May 31, 2013 and dated August 13, 2013, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the financial statements do not contain any adjustments that may result from the uncertainty of our continuation as a going concern. Because our sole officer may be unwilling or unable to loan or advance any additional capital to the Company, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a Company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the May 31, 2013 Audited Financial Statements - Auditors’ Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

BECAUSE THE COMPANY HAS 500,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 480,000,000 authorized shares of common stock, of which only 9,650,000 common shares are currently issued and outstanding. The Company also has 20,000,000 shares of preferred stock authorized, none of which is outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public market for our common stock.

As of May 31, 2013, there are 9,650,000 shares of Common Stock outstanding.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of May 31, 2013, there are 12 stockholders of record.

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

We have not repurchased any shares of our common stock during the fiscal year ended May 31, 2013.

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

On November 1, 2012, the Company had raised $3,000 through the sale of its common stock.  There is $2,223 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of ShopEye, Inc. for the year ended May 31, 2013 and 2012. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2013 or 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs decreased slightly by $351 from $10,484 for the year ended May 31, 2012 to $10,133 for the year ended May 31, 2013. The decrease was a result of lower legal fees, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

The Company has accrued $125 of interest on the Note Payable.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $9,588 for the year ended May 31, 2013 compared to a net loss of $10,484 for the year ended May 31, 2012.

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

Liquidity and Capital Resources

Our balance sheet as of May 31, 2013 reflects cash assets in the amount of $2,223 as compared to $1,916 in cash for the period ended May 11, 2012. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $9,588 for the year ended May 31, 2013 as compared to net loss of $10,484 for the year ended from May 11, 2012. During the period from May 11, 2011 (inception) to May 31, 2013, the Company’s balance sheet reflected an accumulated deficit of $23,672.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end May 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Ethelinda Corpuz, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $23,672 as of May 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended May 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of May 31, 2013 or 2012, respectively.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting Company.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As of May 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Due to the lack of financing, we have not been able to test and implement our updated controls. Once the company secures sufficient funds, it will begin to test and implement the necessary controls.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code was previously filed with the registration statement on Form S-1, SEC File No. 333-176098, as filed with the Securities and Exchange Commission on August 5, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended May 31, 2013 and 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Ethelinda Corpuz President	2013	0	0	0	0	0	0	0	0
Chris Marsh President	2012	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of May 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended May 31, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Employment Contracts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended May 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended May 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended May 31, 2013, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 16, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 5605 of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended May 31, 2013 and May 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	May 31, 2013	May 31, 2012

(i) Audit Fees	$5,450	$5,450

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,450	$5,450

Audit Fees. The aggregate fees billed in each of the years ended May 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,450 both.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended May 31, 2013 and 2012.

Tax Fees. For the year ended May 31, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of ShopEye, Inc. (1)
3.2	Bylaws of ShopEye, Inc. (1)
4.1	Specimen Stock Certificate of ShopEye, Inc. (1)
14.1	Code of Ethics. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of principal financial and accounting officer *
32.1	Section 906 Certification by Chief Executive Officer and principal financial and accounting officer *
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K **

(1)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-176098, as filed with the Securities and Exchange Commission on August 5, 2011.

*	filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShopEye, Inc.

August 19, 2013	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ethelinda Corpuz	August 19, 2013
Ethelinda Corpuz
President, Chief Executive Officer, Treasurer, Secretary, sole director, principal executive officer, principal financial and accounting officer

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of ShopEye, Inc. required to be included in Items 8 and 15 are listed below:

ShopEye, Inc.

Audited Financial Statements for the years ended May 31, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ShopEye, Inc.

We have audited the accompanying balance sheets of ShopEye, Inc. (a development stage Company) (the “Company”) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2013 and for the period May 11, 2011 (inception) through May 31, 2013. ShopEye, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ShopEye, Inc. (a development stage Company) as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2013 and for the period May 11, 2011 (inception) through May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

August 13, 2013

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

ShopEye, Inc.

(A Development Stage Company)

Balance Sheets

	May 31,	May 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,223	$1,916
Total current assets	$2,223	$1,916

TOTAL ASSETS	$2,223	$1,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$7,270	$3,500
Accrued interest	125	—
Note payable	3,000	—
Total liabilities	$10,395	$3,500

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value.
0 shares issued and outstanding.	—	—
Common Stock:
480,000,000 shares authorized, $0.0001 par value.
9,650,000 and 9, 350,000 shares issued and outstanding at May 31, 2013 and May 31, 2012, respectively.	$965	$935
Additional paid-in capital	14,535	11,565
Deficit accumulated during the development stage	(23,672)	(14,084)
Total Stockholders’ Equity (Deficiency)	(8,172)	(1,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,223	$1,916

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
	Twelve	Twelve	from Inception
	Months	Months	May 11,
	Ended	Ended	2011 to
	May 31,	May 31,	May 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$4,138	$3,998	$8,236
Professional Fees	5,450	6,486	15,436
	9,588	10,484	23,672

Loss Before Income Taxes	$(9,588)	$(10,484)	$(23,672)

Provision for Income Taxes	—	—	—

Net Loss	$(9,588)	$(10,484)	$(23,672)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,524,247	9,029,726

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From May 11, 2011 (Inception) to May 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - May 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on May 11, 2011	9,000,000	900	8,100	—	9,000

Loss for the year ended May 31, 2011				(3,600)	(3,600)

Balance - May 31, 2011	9,000,000	$900	$8,100	$(3,600)	$5,400

Common shares issued for cash at $0.01 per share (par value $0.0001) on May 1, 2012	350,000	35	3,465	—	3,500

Loss for the year ended May, 2012				(10,484)	(10,484)

Balance -May 31, 2012	9,350,000	$935	$11,565	$(14,084)	$(1,584)

Common shares issued for cash at $0.01 per share (par value $0.0001) on November 1, 2012	300,000	30	2,970	—	3,000

Loss for the year ended May, 2013				(9,588)	(9,588)

Balance -May 31, 2013	9,650,000	$965	$14,535	$(23,672)	$(8,172)

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Twelve	Twelve	For the Period
	Months	Months	from Inception
	Ended	Ended	May 11,
	May 31,	May 31,	2011 to
	2013	2012	May 31, 2013

OPERATING ACTIVITIES

Net Loss	$(9,588)	$(10,484)	$(23,672)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	3,770	(100)	7,270
Increase (decrease) in interest payable	125	—	125
Net cash used in operating activities	$(5,693)	$(10,584)	$(16,277)

FINANCING ACTIVITIES
Note Payable	3,000	—	3,000
Common stock issued for cash	3,000	3,500	15,500
Net cash provided by financing activities	$6,000	$3,500	$18,500

INCREASE IN CASH AND CASH EQUIVALENTS	$307	$(7,084)	$2,223

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,916	$9,000	$—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,223	$1,916	$2,223

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(May 31, 2013)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of May 31, 2013 or 2012, respectively.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(May 31, 2013)

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at May 31, 2013 and 2012, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At May 31, 2013, the Company had estimated net loss carry forwards of approximately $23,672, which expires through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 31, 2013, there are 20,000,000 Preferred Shares at $0.0001 par value authorized, none issued and outstanding.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(May 31, 2013)

Common Stock

On May 19, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock for $8,100 cash and $900 in a stock subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director (Mr. Marsh) of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On May 1, 2012, the Company issued 350,000 of its $0.0001 par value common stock to six individual shareholders for $3,500. The issuance of the shares was made to six individuals each who are sophisticated and accredited investors, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On June 1, 2012, Ms. Corpuz became the Company’s President, CEO, and sole director, and Mr. Marsh resigned.  Ms. Corpuz acquired all of Mr. Marsh’s 9,000,000 shares of common stock as part of the transition as becoming the Company’s CEO.

On November 1, 2012, the Company issued 300,000 of its $0.0001 par value common stock to five individual shareholders for $3,000. The issuance of the shares was made to four individuals and one institution, all who are sophisticated and accredited investors, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

There are 480,000,000 Common Shares at $0.0001 par value authorized with 9,650,000 and 9,350,000 shares issued and outstanding at May 31, 2013 and May 31, 2012, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period May 11, 2011 (date of inception) through May 31, 2013 the Company has had a net loss of $23,672. As of May 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(May 31, 2013)

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(May 31, 2013)

NOTE 8.	NOTE PAYABLE

On August 14, 2012, the company issued a note payable in the amount of $3,000 to an unrelated party. The note accrues interest at 5% and is due on demand.

NOTE 9.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at May 31, 2013 was below the FDIC insurance threshold.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued, and no such events have occurred.