Form 10-K/A
period 2013-05-31
ShopEye, Inc.
filed 2013-09-04
CIK 1525896

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

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-K for the fiscal year ended May 31, 2013 for purposes of a re-audit because the Company’s previous auditor had their license revoked by the Public Company Accounting Oversight Board on August 13, 2013. The Company was notified by the Securities and Exchange Commission on August 23, 2013 about the revocation of the previous auditor’s license and filed a Form 8-K on August 27, 2013 regarding the change in auditors.

There were no changes to the financial statements. The new audit report and Auditor’s consent are included in this filing.

No other information has been changed from the original filing.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF SHOPEYE, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending May 31, 2013 and dated September 3, 2013 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to ShopEye, Inc. we believe that if we do not raise additional capital within the next 12 months, we may be required to suspend or cease the development of our business and marketing plans. See the May 31, 2013 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

AUDITOR’S GOING CONCERN - SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF SHOPEYE, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending May 31, 2013 and dated September 3, 2013 , our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the financial statements do not contain any adjustments that may result from the uncertainty of our continuation as a going concern. Because our sole officer may be unwilling or unable to loan or advance any additional capital to the Company, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a Company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the May 31, 2013 Audited Financial Statements - Auditors’ Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of ShopEye, Inc. (1)
3.2	Bylaws of ShopEye, Inc. (1)
4.1	Specimen Stock Certificate of ShopEye, Inc. (1)
14.1	Code of Ethics. (1)
23.1	Consent of Accountants. *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of principal financial and accounting officer *
32.1	Section 906 Certification by Chief Executive Officer and principal financial and accounting officer *
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K **

(1)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-176098, as filed with the Securities and Exchange Commission on August 5, 2011.

*	filed herewith.

**	Previously submitted. No changes were made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShopEye, Inc.

September 4, 2013	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ethelinda Corpuz	September 4, 2013
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

The following financial statements of ShopEye, Inc. required to be included in Items 8 and 15 are listed below:

ShopEye, Inc.

Audited Financial Statements for the years ended May 31, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ShopEye, Inc.

We have audited the accompanying balance sheets of ShopEye, Inc. as of May 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2013, and for the period from inception (May 11, 2011) to May 31, 2013. ShopEye Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ShopEye, Inc. as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2013 and for the period from inception (May 11, 2011) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Melville, NY

September 3, 2013

115 Broad Hollow Road, Suite 350  Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zbscpas.com

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