Form 10-Q
period 2013-08-31
ShopEye, Inc.
filed 2013-10-18
CIK 1525896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,650,000 shares of common stock are issued and outstanding as of October 17, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ShopEye, Inc.

(A Development Stage Company)

Balance Sheets

	August 31,
	2013	May 31,
	(unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,914	$2,223
Total current assets	$2,914	$2,223

TOTAL ASSETS	$2,914	$2,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$4,445	$7,270
Accrued interest	200	125
Note payable	9,000	3,000
Total liabilities	$13,645	$10,395

STOCKHOLDERS’ DEFICIT
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value.
0 shares issued and outstanding.	—	—
Common Stock:
480,000,000 shares authorized, $0.0001 par value.
9,650,000 shares issued and outstanding at August 31, 2013 and May 31, 2013.	$965	$965
Additional paid-in capital	14,535	14,535
Deficit accumulated during the development stage	(26,231)	(23,672)
Total Stockholders’ Deficit	(10,731)	(8,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,914	$2,223

ShopEye, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
	Three	Three	from Inception
	Months	Months	May 11,
	Ended	Ended	2011 to
	August 31,	August 31,	August 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$1,809	$334	$10,045
Professional Fees	750	650	16,186
	2,559	984	26,231

Loss Before Income Taxes	$(2,559)	$(984)	$(26,231)

Provision for Income Taxes	—	—	—

Net Loss	$(2,559)	$(984)	$(26,231)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,650,000	9,350,000

ShopEye, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			For the Period
	Three	Three	from Inception
	Months	Months	May 11,
	Ended	Ended	2011 to
	August 31,	August 31,	August 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net Loss	$(2,559)	$(984)	$(26,231)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,825)	(2,850)	4,445
Net cash used in operating activities	$(5,384)	$(3,834)	$(21,786)

FINANCING ACTIVITIES
Proceeds from issuance of note payable	6,000	3,000	9,000
Increase in accrued interest	75	6	200
Increase in common stock issued for cash	0	0	15,500
Net cash provided by financing activities	$6,075	$3,006	$24,700

INCREASE IN CASH AND CASH EQUIVALENTS	$691	$(828)	$2,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,223	$1,916	$0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,914	$1,088	$2,914

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2013

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

August 31, 2013

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

August 31, 2013

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

As of August 31, 2013, the Company has $10,230 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 11, 2011 (inception) to August 31, 2013. As of August 31, 2013, the Company has federal net operating loss carry forwards of approximately $26,231 available to offset future taxable income through 2033. The difference between the tax provision at the statutory federal income tax rate on August 31, 2013 and the tax provision attributable to loss before income taxes is as follows:

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2013

For the period
May 11, 2011
(date of inception)
through
August 31, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has not been required to file income tax returns since the date of inception.

As of August 31, 2013, the Company had estimated net loss carry forwards of approximately $26,231 which expires through its tax year ending 2033. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of August 31, 2013, there are 20,000,000 Preferred Shares at $0.0001 par value authorized, none issued and outstanding.

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

As of August 31, 2013, there are 9,650,000 common shares issued and outstanding.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of August 31, 2013, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

As of August 31, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 11, 2011 (date of inception) through August 31, 2013 the Company has had a net loss of $26,231 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

ShopEye, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2013

As of August 31, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Accounts at each institution are insured up to $250,000. The Company had no deposits in excess of insured amounts as of August 31, 2013.

NOTE 8.  NOTE PAYABLE

On August 14, 2012, the company issued a note payable in the amount of $3,000 to an unrelated party. On June 6, 2013 and August 27, 2013, the Company issued additional notes payable both in the amount of $3,000. These three notes accrue interest at 5% and are due on demand.

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

During the first quarter of the fiscal year 2014, the Company continued to work on the software architecture, prototypes, and documentation of the in-store application.  The application intends to provide users real time product information.  In addition, the Company filed an additional registration statement on June 20, 2013 and was declared effective on September 26, 2013.

Total expenses for the three (3) months ended August 31, 2013 were $2,559 resulting in an operating loss for the period of $2,559 as compared to total expenses of $984 for the period ended August 31, 2012. The increase was due to the new registration statement filing and XBRL services fees in the quarter ended August 31, 2013.

General and Administrative expenses for the three (3) months ended August 31, 2013 were $1,809. There was $750 in professional fees.

Liquidity and Capital Resources

At August 31, 2013 we had working capital of -$10,731 consisting of cash on hand of $2,914, and $13,645 in current liabilities as compared to working capital of -$8,172 at May 31, 2013 and cash of $2,223.

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

As of August 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

ShopEye, Inc.

October 18, 2013	By:	/s/ Ethelinda Corpuz
	Its:	Ethelinda Corpuz President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director